Form 10-K/A
period 2000-12-31
IMPAC FUNDING CORP MORT PAS THR CERT SER 2000-1
filed 2002-07-11
CIK 1137112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-08439-11

                         Impac Funding Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2232858
                                   52-2232860
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Impac Funding Corporation Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Impac Secured Assets Corp., as Company, Impac Funding Corporation as Master Servicer, and Norwest Bank Minnesota, National Association as Trustee, pursuant to which the Impac Funding Corporation Series 2000-1 Trust registered under the Securities Act of 1933
(the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)  Impac Funding Corporation  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Impac Funding Corporation  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Impac Funding Corporation  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 4, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Impac Funding Corporation
Mortgage pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 26, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Impac Funding Corporation  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Impac Funding Corporation  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a) Impac Funding Corporation  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)
Annual Independant Accountant's Servicing Report

KPMG (LOGO)

600 Anton Boulevard
Suite 700
Costa Mesa, CA 92626-7651

Independent Accountants' Report

The Board of Directors
Impac Funding Corporation:

We have examined management's assertion, included in the accompanying Management Assertion on Master Servicing (the Assertion), that, except for the noncompliance items described in Items 3, 6 and 7 of the Assertion, Impac Funding Corporation complied with the requirements for Master Servicer as detailed in the Pooling and Servicing Agreements during the year ended December 31, 2000. Management is responsible for Impac Funding Corporation's compliance with those requirements. Our responsibility is to express an opinion on Impac Funding Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Impac Funding Corporation's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Impac Funding Corporation's compliance with specified requirements.

Our examination disclosed the following material noncompliance with the requirements of Master Servicer as detailed in the Poolng and Servicing Agreements applicable to Impac Funding Corporation during the year ended December 31, 2000.

   * The sub-servicers are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours as required in the Pooling and Servicing Agreements.

   * The Master Servicer does not send Bank statements to the Trustee on a monthly basis as required in the Pooling and Servicing Agreements.

   * The Master Servicer does not cause sub-servicers to deny mortgage payment, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the Pooling and Servicing Agreements.

   * The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered.

   * In the Protected Account the Master Servicer did not clear reconciling items in a timely manner during the year ended December 31, 2000.

   * The Master Servicer has not set-up custodial accounts under the name of the indenture trustee as required in the Pooling and Servicing Agreements.

In our opinion, except for the items of noncompliance described in the third paragraph above, Impac Funding Corporation complied, in all material respects, with the aforementioned requirements for the year ended December 31, 2000. These conditions were considered in determining the nature, timing, and extent of audit of the 2000 consolidated financial statements, and this report does not effect our report dated February 2, 2001, except as to Note L to the consolidated financial statements, which is as of March 27, 2001.

This report is intended solely for the information and use of Bankers Trust Company, Wells Fargo Bank Minnesota, National Association and LaSalle National Bank and is not intended to be and should not be used by anyone other than these specified parties.

August 6, 2001



EX-99.2 (a)
Report of Management

IMPAC FUNDING CORPORATION   (LOGO)
1401 Dove Street
Newport Beach, California 92660


MANAGEMENT ASSERTION ON MASTER SERVICING

As of and for the year ended December 31, 2000, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in the Pooling and Servicing Agreements ("PSA's) relating to the securitizations as listed in the attachment to this letter, except for the areas as detailed in this assertion.

The following is a listing of the specific requirements that the Master Servicer complied with during the year ended December 31, 2000:

* The Master Servicer has complied with the requirements as stated within the "Collection of Taxes, Assessments and Similar Items; Servicer Accounts" section of the Pooling and Servicing Agreement.

* The Master Servicer has complied with the requirements as stated within the "Annual Statement of Compliance" section of the Pooling and Servicing Agreement.

* The Master Servicer has complied with the requirements as stated within the "Collection of Mortgage Payments" section of the Pooling and Servicing Agreement; except that:

  * The sub-servicers are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours as required in the PSA 's.

  * The Master Servicer does not send bank statements to the Trustee on a monthly basis as required in the PSA's.

  * The Master Servicer does not cause the sub-servicer to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note as required in the PSA's.

  * The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the Trustee within five business days after it is determined that all amounts expected to be recovered are recovered. Instead, the Master Servicer provides to the Trustee the officer certficates for the distribution month.

* The Master Servicer has complied with the requirements as stated within the "Maintenance of Primary Insurance policies: Collections Therunder" section of the Pooling and Servicing Agreement.

* The Master Servicer has complied with the requirements as stated within the "Maintenance of Hazard Insurance and Fidelity Coverage" section of the Pooling and Servicing Agreement.

* The Master Servicer has complied with the requirements as stated within the "Protected Accounts" section of the Pooling and Servicing Agreement, except that:

  * In the Protected Accounts, the Master Servicer did not clear reconciling items within a timely manner during the year ended December 31, 2000.

  * The Master Servicer has dedicated one person to performing monthly bank reconciliations, including clearing of aged items. There are weekly meeting with the Chief Financial Officer, Executive Vice President and department Vice President to review results and set priorities.

  * The Master Servicer has not set up custodial accounts under the name of the indenture trustee as required in the PSA's. This has been corrected as of February 28, 2001.

* The Master Servicer has complied with the requirements as stated within the "Withdrawals from Collection Accounts" section of the Pooling and Servicing Agreement, except that:

  * The Master Servicer does not cause the sub-servicer to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note as required in the PSA's.

IMPAC FUNDING CORPORATION
June 13, 2001

Joseph Tomkinson
Chairman, Chief Executive Offic

Richard Johnson
Chief Financial Officer

Mario R. Fegan Jr.
Vice President Master Servicing



EX-99.3 (a)
Annual Statement of Compliance

IMPAC FUNDING CORPORATION
1401 Dove Street
Newport Beach, California 92660


September 6, 2001

Wells Fargo Bank Minntsota, N.A.
Formerly Norwest Bank Minnesota, N.A.
Attn: Melissa Jennings
11000 Broken Land Parkway
Columbia, MD 21044-3562

Re: Annual Statement of Compliance


OFFICER'S CERTIFICATE


I, Mario R. Fegan Jr., hereby certify that I am the Vice President, Master Servicing of Impac Funding Corporation., the Issuer in the below identified transactions I further certify, with respect to the Pooling and Servicing Agreements as Master Servicer the following:

I have reviewed the activities and performances of the Master Servicer during the calendar year ending December 31, 2000, under the agreements and sections listed below and to the best of my knowledge the Issuer has fulfilled all of its duties, responsibilities or obligations under the Indenture through out the calendar year 2000.

Vice President
Master Servicing

Pooling and Servicing Agreements
Impac CMB 2000-1, section 3.10